Form 10-K
MSAC Trust 2006-HE3
filed 2007-04-02
CIK 1361992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130694-07

              Morgan Stanley ABS Capital I Inc. Trust 2006-HE3
          (Exact name of issuing entity as specified in its Charter)

                      Morgan Stanley ABS Capital I Inc.
           (Exact name of depositor as specified in its Charter)

                     Morgan Stanley Mortgage Capital Inc.
             (Exact name of sponsor as specified in its Charter)

                                             Pooling Tier Remic 1 30-0363852
                                             Pooling Tier Remic 2 38-3736531
                                                 Lower Tier Remic 61-1503069
                                                  Upper Tier Remic 36-458808
                 New York                           Grantor Trust 32-6050513
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          1585 Broadway
          New York, New York                                    10036
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing entity's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Item 1112(b)(2) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.

     The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

     1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

     2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

     The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

          Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on May 5, 2006 and are incorporated by reference.

             Exhibit 4.1 Pooling and Servicing Agreement, dated as of April 1, 2006, by and among Morgan Stanley ABS Capital I Inc., as depositor, HomeQ Servicing Corporation, as servicer, Wells
             Fargo Bank, N.A, as servicer, NC Capital Corporation, as responsible party, and Deutsche Bank National Trust Company, trustee

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Wells Fargo Bank, N.A.'s, as servicer, Annual Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 33.2 Wells Fargo Bank, N.A.'s, as custodian, Annual Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 La Salle Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, as servicer, Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, as custodian, Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.3) for Year End December 31, 2006.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for La Salle Bank National Association's Report (Exhibit 33.4) for Year End December 31, 2006.

             Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.








                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor

                                      By:  /s/ Steven Shapiro
                                           Steven Shapiro
                                           Vice President


     Date: March 30, 2007



     EXHIBIT INDEX

     Exhibit Document

     Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on May 5, 2006 and are incorporated by reference.

      4.1 Pooling and Servicing Agreement, dated as of April 1, 2006, by and among Morgan Stanley ABS Capital I Inc., as depositor,
          HomeQ Servicing Corporation, as servicer, Wells Fargo Bank, N.A, as servicer, NC Capital Corporation, as responsible party, and Deutsche Bank National Trust Company, trustee

      31   Section 302 Certification.

      33.1 Wells Fargo Bank, N.A.'s, as servicer, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Wells Fargo Bank, N.A.'s, as custodian, Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 La Salle Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, as servicer, Report
          (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s, as custodian, Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.3) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for La Salle Bank National Association's Report (Exhibit 33.4) for Year End December 31, 2006.

      35.1 Wells Fargo Bank, N.A.'s, Annual Statement of Compliance for Year End December 31, 2006.